Form 10-K405
period 1996-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 1996-A
filed 1997-01-22
CIK 1011895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended    September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from ______________________ to _______________________


Commission file number    33-99320


                                OMI TRUST 1996-A
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                      23-7841128
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization


c/o PNC Bank, N.A.
Corporate Trust Department
Attention:  Constantine Hromych
  1700 Market Street, Suite 1412, Philadelphia, PA            19103
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (215) 585-8738

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                OMI Trust 1996-A
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1996-A

                                    FORM 10-K
                                      INDEX

                                                                     Page Number
PART I.

         Item 1.    Business
         Item 2.    Properties
         Item 3.    Legal Proceedings
         Item 4.    Submission of Matters to a Vote of Security Holders

PART II.

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6.    Selected Financial Data
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8.    Financial Statements and Supplementary Data
         Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

         Item 10.   Directors and Executive Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13.   Certain Relationships and Related Transactions

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I


Item 1.    Business.

                  Not Applicable.

Item 2.    Properties.

                  Not Applicable.

Item 3.    Legal Proceedings.

                  Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           At the end of the Registrant's fiscal year, there were a total of 29 holders of the Registrant's Series 1996- A Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class B-1 and Class B-2 (collectively, the "Certificates").

Item 6.    Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.   Executive Compensation.

                  Not Applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

                  Not Applicable.

Item 13.   Certain Relationships and Related Transactions.

                  Not Applicable.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  Exhibits

                  99.1     Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (September 1994 Edition).

                  99.3     Servicer's Annual Compliance Statement as Required by
                           Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (September 1994 Edition)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OMI TRUST 1996-A, Registrant

                                       By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                                as servicer


Dated:  December 27, 1996               /s/ Douglas R. Muir
                                            Douglas R. Muir
                                            Vice President

                                INDEX OF EXHIBITS


                                                                            Page of Sequentially
                                                                                Numbered Pages

99.1    Annualized Remittance Report

99.2     Annual Report of Registrant's Independent Certified Public Accountants
         as Required by Section 3.13(b) of the Registrant's Standard Terms to
         Pooling and Servicing Agreement (September 1994
         Edition).....................................................__-__

99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and
         Servicing Agreement (September 1994 Edition)