Form 10-K405
period 1997-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 1996-A
filed 1997-12-29
CIK 1011895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended September 30, 1997

                                       or

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
 State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization                               Identification No.)



     c/o PNC Bank, N.A.
     Corporate Trust Department
     Attention: Judy Wisniewskie
     1700 Market Street, Suite 1412, Philadelphia, PA                 19103
        (Address of principal executive offices)                    (Zip Code)





Registrant's telephone number, including area code (215) 585-8872

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

                                    FORM 10-K
                                      INDEX

                                                                    Page Number
PART I.

       Item 1.   Business
       Item 2.   Properties
       Item 3.   Legal Proceedings
       Item 4.   Submission of Matters to a Vote of Security Holders

PART II.

       Item 1. Market for Registrant's Common Equity and Related Stockholder Matters
       Item 2.    Selected Financial Data
       Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
       Item 4.    Financial Statements and Supplementary Data
       Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

       Item 1.   Directors and Executive Officers of the Registrant
       Item 2.   Executive Compensation
       Item 3. Security Ownership of Certain Beneficial Owners and Management
       Item 4.   Certain Relationships and Related Transactions

PART IV.

       Item 1.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           At the end of the Registrant's fiscal year, there were a total of 40 holders of the Registrant's Series 1996-A Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class B-1 and Class B-2 (collectively, the "Certificates").

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

                                          OMI TRUST 1996-A, REGISTRANT

                                          By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                                as servicer


Dated:  December 26, 1997                 /s/ Douglas R. Muir
                                         ---------------------
                                              Douglas R. Muir
                                              Vice President

                                INDEX OF EXHIBITS


                                                         Page of Sequentially
                                                             Numbered Pages

99.1     Annualized Remittance Report

99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of the Registrant's Standard Terms to
         Pooling and Servicing Agreement (September 1994 Edition)..........__-__

99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (September 1994 Edition)


                                               NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON THE ASSETS INCLUDED
OAKWOOD MORTGAGE INVESTORS, INC. 1996-A        IN OMI TRUST 1996-A AS OF THE OF THE PREPAYMENT PERIOD THAT BEGAN ON SEPTEMBER 1,
OAKWOOD ACCEPTANCE CORP. -  SERVICER           1997 AND ENDED ON SEPTEMBER 30, 1997 AND AS OF THE END OF THE COLLECTION PERIOD THAT
FISCAL YEAR ENDED SERIES REPORT                BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997. ACCORDINGLY, THE INFORMATION
REPORTING:  FISCAL YEAR 1997                   PRESENTED WITH REGARD TO THE CERTIFICATES REFLECTS INFORMATION AS OF THE CLOSE OF
                                               BUSINESS ON OCTOBER 15, 1997, WHICH IS THE DISTRIBUTION DATE ON WHICH COLLECTIONS
                                               MADE AND LOSSES INCURRED DURING SUCH PREPAYMENT PERIOD  AND COLLECTION PERIOD WERE
                                               PASSED THROUGH TO CERTIFICATEHOLDERS.



                                         Scheduled Principal Balance of Contracts
-----------------------------------------------------------------------------------------
Beginning                                                                                      Ending              Scheduled
Principal          Scheduled         Prepaid            Liquidated         Contracts           Principal            Gross
Balance            Principal         Principal          Principal          Repurchased         Balance              Interest
-------------------------------------------------------------------------------------------------- ---------------------------------
154,128,965.31   (4,427,984.67)    (5,991,214.03)     (6,375,125.56)           0.00         137,334,641.05       16,280,922.21
====================================================================================================================================



                          Scheduled                                                        Amount
        Servicing         Pass Thru                Liquidation         Reserve            Available for
           Fee            Interest                 Proceeds            Fund Draw          Distribution
---------------------------------------------------------------------------------------------------------------
     1,474,168.93          14,806,753.28            4,495,223.57            0.00           31,195,344.48(1)
===============================================================================================================





                          Reserve Fund
------------------------------------------------------------------
 Beginning                        Investment   Balance Before         Reserve    Reserve        Balance After
Balance    Deposits   Distrib.   Interest     10/15/97 Distribution  Fund Draw  Fund Deposit   10/15/97 Distribution        Excess
------------------------------------------------------------------------------------------------------------------------------------
326,211.14   0.00    -15,188.38   15,281.29    326,304.05             0.00         0.00         326,304.05                 1,304.05
====================================================================================================================================



     Reserve Fund Required Balance
 Before 10/15/97    After 10/15/97
 Distribution       Distribution
 -----------------------------------
 325,000.00           325,000.00
====================================


                                         Certificate Account as of 9/30/97
--------------------------------------------------------------------------------------------------------------
Beginning                      Deposits                                       Investment         Ending
Balance              Principal           Interest        Distributions        Interest           Balance
--------------------------------------------------------------------------------------------------------------
(259,339.75)       17,229,251.04       16,077,101.52      (32,228,135.26)      21,859.76        840,737.31
==============================================================================================================




                                         P&I Advances
--------------------------------------------------------------------------------------------
                                    Aggregate            Aggregate
          Beginning                 Recovered             Advances               Ending
           Balance                  Advances                Made                Balance
--------------------------------------------------------------------------------------------
         2,089,644.78            (16,417,537.06)       16,063,082.34           1,735,190.06
============================================================================================



(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $0.00 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $1,474,168.93 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $29,721,175.55.


OAKWOOD MORTGAGE INVESTORS, INC. 1996-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                              Repo Properties
                                              Brought Current by                                           Aggregate Repo Properties
             Gross Repossessions                  Borrower                   Net Current Repos               in Trust at Month-End
               Principal                          Principal                       Principal                           Principal
         #      Balance                #           Balance            #            Balance               #              Balance
        ----------------------------  -----------------------------  -----------------------------     -----------------------------
Oct-96   28   $ 659,183.92             -                -              28      $ 659,183.92              28          $  659,183.92
Nov-96   19     499,674.27             -                -              19        499,674.27              47           1,158,858.19
Dec-96   33     847,911.36            (2)         (48,223.44)          31        799,687.92              78           1,958,546.11
Jan-97   25     757,977.69             -                -              25        757,977.69             103           2,716,523.80
Feb-97   28     868,878.16            (2)         (72,203.53)          26        796,674.63             129           3,513,198.43
Mar-97   25     642,187.45            (1)         (29,714.93           24        612,472.52             153           4,125,670.95
Apr-97   27     786,709.72             -                -              27        786,709.72             180           4,912,380.67
May-97   29     869,490.54            (1)         (47,595.52)          28        821,895.02             208           5,734,275.69
Jun-97   33    1,152,737.17           (1)         (36,397.59)          32      1,116,339.58             240           6,850,615.27
Jul-97   31      894,909.26           (1)         (29,596.38)          30        865,312.88             270           7,715,928.15
Aug-97   31      999,057.69            -                -              31        999,057.69             301           8,714,985.84
Sep-97   35    1,066,501.17           (1)         (21,838.33)          34      1,044,662.84             335           9,759,648.68
        -------------------------     -----------------------------  -----------------------------
Total of
month end
balance  344 $ 10,045,218.40           (9)     $ (285,569.72)         335    $ 9,759,648.68           2,072       $ 57,819,815.70
         =========================     ===========================    =========================        =============================
Average
month end
balance   29 $    837,101.53           (1)     $  (23,797.48)          28   $    813,304.06             173      $   4,818,317.98
         =========================     ===========================    ==========================       =============================



OAKWOOD MORTGAGE INVESTORS, INC. 1996-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                                        Delinquency Analysis
                 -------------------------------------------------------------------------------------------------------------------
                  31 to 59 days             60 to 89 days                90 days and Over               Total Delinq.
                           Principal              Principal                     Principal                      Principal
                 #         Balance        #        Balance              #        Balance              #         Balance
                 -------------------------------------------------------------------------------------------------------------------

Oct-96           85     $ 2,550,464.84    45  $ 1,210,638.85          101    $ 3,191,436.30          231           $ 6,952,539.99
Nov-96           96       2,931,067.34    40    1,293,268.45          116      3,638,176.76          252             7,862,512.55
Dec-96           99       2,672,143.73    56    1,690,581.97          126      4,092,637.81          281             8,455,363.51
Jan-97           99       2,918,099.78    57    1,620,109.30          143      4,746,855.43          299             9,285,064.51
Feb-97          102       2,703,738.58    38    1,155,220.05          158      5,177,757.46          298             9,036,716.09
Mar-97           80       2,239,778.06    42    1,174,169.85          161      5,422,395.25          283             8,836,343.16
Apr-97           67       2,073,062.51    41    1,213,703.13          154      5,202,757.60          262             8,489,523.24
May-97           71       2,075,296.06    46    1,427,579.81          162      5,366,260.13          279             8,869,136.00
Jun-97           94       2,636,686.70    33      970,078.94          177      6,007,675.05          304             9,614,440.69
Jul-97           86       2,190,990.28    47    1,327,377.33          172      5,826,575.38          305             9,344,942.99
Aug-97          122       3,228,543.98    39    1,069,748.39          178      5,901,320.68          339            10,199,613.05
Sep-97           87       2,353,782.80    63    1,707,951.01          174      5,744,820.44          324             9,806,554.25
                --------------------------------------------------------------------------------------------------------------------
Total of month
 end balance  1,088    $ 30,573,654.66   547 $ 15,860,427.08        1,822   $ 60,318,668.29        3,457         $ 106,752,750.03
              ======================================================================================================================
Average month
end balance      91     $ 2,547,804.56    46   $ 1,321,702.26         152   $ 5,026,555.69           288         $   8,896,062.50
              ======================================================================================================================



OAKWOOD MORTGAGE INVESTORS, INC. 1996-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

REPOSSESSION LIQUIDATION REPORT

              Liquidated                                                              Net                              FHA
Prepayment    Principal      Sales       Insur.       Total          Repossession     Liquidation     Unrecov.       Insurance
Period        Balance        Proceeds    Refunds      Proceeds       Expenses         Proceeds        Advances       Coverage
------------------------------------------------------------------------------------------------------------------------------------
SEE MONTHLY INVESTOR REPORTS FOR DETAIL
Oct-96       297,789.41     278,595.00   16,832.56   295,427.56         27,081.74     268,345.82       28,792.06           0.00
Nov-96       268,524.48     233,300.00   14,107.85   247,407.85         33,988.63     213,419.22       28,058.92           0.00
Dec-96       362,404.37     323,100.00   20,864.94   343,964.94         37,878.61     306,086.33       39,744.51           0.00
Jan-97       553,184.47     449,355.34   28,379.93   477,735.27         67,280.17     410,455.10       61,257.73           0.00
Feb-97       497,919.06     460,100.00   19,433.95   479,533.95         59,164.98     420,368.97       52,872.99           0.00
Mar-97       633,356.29     554,145.00   29,506.64   583,651.64         86,138.36     497,513.28       59,356.47           0.00
Apr-97       738,283.27     628,067.73   34,240.73   662,308.46         96,388.47     565,919.99       88,284.99           0.00
May-97       422,955.21     362,627.00   14,038.70   376,665.70         46,764.33     329,901.37       47,382.57           0.00
Jun-97       361,166.71     327,150.00   15,085.68   342,235.68         47,476.59     294,759.09       44,603.26           0.00
Jul-97       594,928.18     551,450.00   14,966.43   566,416.43         59,344.68     507,071.75       64,603.80      22,872.80
Aug-97       791,739.59     714,742.20   25,927.34   740,669.54        106,894.36     633,775.18       85,396.53           0.00
Sep-97       852,874.52     813,292.00   30,848.85   844,140.85        117,405.34     726,735.51      101,647.01           0.00
        ===========================================================================================================================
           6,375,125.56   5,695,924.27  264,233.60 5,960,157.87        785,806.26   5,174,351.61      702,000.84      22,872.80
        ============================================================================================================================


     Net               Current
   Pass Thru           Period Net     Cumulative
   Proceeds           Gain/(Loss)     Gain/(Loss)
-----------------------------------------------------
    239,553.76         (58,235.65)
    185,360.30         (83,164.18)
    266,341.82         (96,062.55)
    349,197.37        (203,987.10)
    367,495.98        (130,423.08)
    438,156.81        (195,199.48)
    477,635.00        (260,648.27)
    282,518.80        (140,436.41)
    250,155.83        (111,010.88)
    465,340.75        (129,587.43)
    548,378.65        (243,360.94)
    625,088.50        (227,786.02)
====================================
  4,495,223.57      (1,879,901.99)   (2,181,569.86)
=======================================================



OAKWOOD MORTGAGE INVESTORS, INC. 1996-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                 Original         Beginning           Current       Accelerated                   Ending
        Cert.                   Certificate      Certificate          Principal     Principal       Writedown     Certificate
        Class                    Balances         Balances            Payable       Distribution    Amounts (1)   Balances
------------------------------------------------------------------------------------------------------------------------------------
A-1                           46,000,000.00     36,759,506.31     (16,794,324.26)     0.00          0.00         19,965,182.05
A-1 Outstanding Writedown              0.00              0.00               0.00      0.00          0.00                  0.00

A-2                           52,000,000.00     52,000,000.00               0.00      0.00          0.00         52,000,000.00
A-2 Outstanding Writedown              0.00              0.00               0.00      0.00          0.00                  0.00

A-3                           31,061,000.00     31,061,000.00               0.00      0.00          0.00         31,061,000.00
A-3 Outstanding Writedown              0.00              0.00               0.00      0.00          0.00                  0.00

A-4                           14,703,000.00     14,703,000.00               0.00      0.00          0.00         14,703,000.00
A-4 Outstanding Writedown              0.00              0.00               0.00      0.00          0.00                  0.00

B-1                           13,069,000.00     13,069,000.00               0.00      0.00          0.00         13,069,000.00
B-1 Outstanding Writedown              0.00              0.00               0.00      0.00          0.00                  0.00

B-2                            6,536,459.00      6,536,459.00               0.00      0.00          0.00          6,536,459.00
B-2 Outstanding Writedown              0.00              0.00               0.00      0.00          0.00                  0.00
                            --------------------------------------------------------------------------------------------------------
                             163,369,459.00    154,128,965.31     (16,794,324.26)     0.00          0.00        137,334,641.05
                            =======================================================================================================


                 Principal Paid
    Pool             Per $1,000
  Factor           Denomination
----------------------------------
 43.40257%           365.09
     0.00              0.00

100.00000%             0.00
     0.00              0.00

100.00000%             0.00
     0.00              0.00

100.00000%             0.00
     0.00              0.00

100.00000%             0.00
     0.00              0.00

100.00000%             0.00
     0.00              0.00



(1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE
 ASSETS THAT WERE ALLOCATED TO REDUCED THE
 OUTSTANDING PRINCIPAL BALANCE OF THE
 CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE
 POOLING AND SERVICING AGREEMENT.

OAKWOOD MORTGAGE INVESTORS, INC. 1996-A
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE INTEREST ANALYSIS

     Certificate           Remittance     Beginning          Current               Total            Interest             Ending
       Class                 Rate         Balance           Accrual                Paid             Shortfall            Balance
                          ----------------------------------------------------------------------------------------------------------
A-1                          5.40%          0.00      1,622,561.59         1,622,561.59                0.00               0.00
A-1  Carryover Interest      0.00           0.00              0.00                 0.00                0.00               0.00
A-1  Writedown Interest      0.00           0.00              0.00                 0.00                0.00               0.00

A-2                          5.80%          0.00      3,015,999.96         3,015,999.96                0.00               0.00
A-2  Carryover Interest      0.00           0.00              0.00                 0.00                0.00               0.00
A-2  Writedown Interest      0.00           0.00             0.00                  0.00                0.00               0.00

A-3                          6.60%          0.00     2,050,026.00          2,050,026.00                0.00               0.00
A-3  Carryover Interest      0.00           0.00             0.00                  0.00                0.00               0.00
A-3  Writedown Interest      0.00           0.00             0.00                  0.00                0.00               0.00

A-4                          7.20%          0.00     1,058,616.00          1,058,616.00                0.00               0.00
A-4  Carryover Interest      0.00           0.00             0.00                  0.00                0.00               0.00
A-4  Writedown Interest      0.00           0.00             0.00                  0.00                0.00               0.00

B-1                          7.30%          0.00       954,036.96            954,036.96                0.00               0.00
B-1  Carryover Interest      0.00           0.00             0.00                  0.00                0.00               0.00
B-1  Writedown Interest      0.00           0.00             0.00                  0.00                0.00               0.00

B-2                          8.45%          0.00       552,330.84            552,330.84                0.00               0.00
B-2  Carryover Interest      0.00           0.00             0.00                  0.00                0.00               0.00
B-2  Writedown Interest      0.00           0.00             0.00                  0.00                0.00               0.00

X                                     301,667.87     5,553,181.93          3,673,279.94        1,879,901.99       2,181,569.86
R                                           0.00             0.00                  0.00                0.00               0.00

Service Fee                                 0.00     1,474,168.93          1,474,168.93                0.00               0.00
                               -----------------------------------------------------------------------------------------------
                                      301,667.87    16,280,922.21         14,401,020.22        1,879,901.99       2,181,569.86

Less Reserve Fund Deposit                                                          0.00
                                                                         -------------------
                                                                          14,401,020.22(1)
                                                                         ===================


  Interest Paid
  Per $1,000               Cert.             TOTAL
  Denomination             Class          DISTRIBUTION
-----------------------------------------------------------
    44.14                  A-1           18,416,885.85
     0.00
     0.00

    58.00                  A-2             3,015,999.96
     0.00
     0.00

    66.00                  A-3             2,050,026.00
     0.00
     0.00

    72.00                  A-4             1,058,616.00
     0.00
     0.00

    73.00                  B-1               954,036.96
     0.00
     0.00

    84.50                  B-2               552,330.84
     0.00
     0.00

                            X              3,673,279.94

                            R
                                           1,474,168.93
                                    ---------------------
                                          31,195,344.48
                                                   0.00
                                     ---------------------
                                           31,195,344.48(1)
                                      =====================


(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $0.00 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $1,474,168.93 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $29,721,175.55.

                         Independent Accountant's Report


November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation

We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997


Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood Acceptance Corporation
(OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.



/s/ Nicholas J St. George                        /s/ C. Michael Kilbourne
Nicholas J. St. George,                          C. Michael Kilbourne, President
Chairman of the Board




/s/ Robert A. Smith                              /s/ Douglass R Muir
Robert A. Smith, EVP-Consumer Finance            Douglas R. Muir, VP, Treasurer/
                                                   Secretary




/s/ Matthew S. Hukill
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                        OAKWOOD MORTGAGE INVESTORS, INC.
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1996-A


Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (September 1994 Edition) which is incorporated in the Pooling and Servicing Agreement dated February 1, 1996 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period October 1, 1996 through September 30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.



By:  /s/ Douglas R. Muir
------------------------


Name:  Douglas R. Muir
------------------------


Title:  Vice President
------------------------


Date:  September 30, 1997
----------------------------